Form 10-Q
period 2013-06-30
maniaTV Inc.
filed 2013-08-12
CIK 1559954

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _________

Commission File No. 333-185270

maniaTV Inc.

(Name of registrant in its charter)

Colorado	26-4627178
(State or other jurisdiction of incorporation or formation)	(I.R.S. employer identification number)

8335 Sunset Boulevard, West Hollywood, California 90069

(Address of principal executive offices)

(855) 886-2642

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes   ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐  Yes   ☒  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Class A Common Stock, No Par Value	416,667 outstanding as of August 10, 2013
Class B Common Stock, No Par Value	7,916,667 outstanding as of August 10, 2013

maniaTV INC.

FORM 10-Q

TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

maniaTV INC.

BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)

ASSETS

Current assets
Cash	$77,797	$94,730
Accounts receivable	114,889	196,419
Total current assets	192,686	291,149

Fixed assets	80,392	80,392
Less accumulated depreciation	(20,066)	(12,026)
	60,326	68,366

Total Assets	$253,012	$359,515

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$30,676	$89,424
Payroll tax liabilities	6,211	62,952
Notes payable	100,000	100,000
Accrued interest payable	14,326	11,326
Income tax payable	18,545	18,545
Accrued compensation	-	12,500
Total current liabilities	169,758	294,747

Total Liabilities	$169,758	$294,747

Stockholders' Equity
Preferred stock, no par value; 5,000,000 shares authorized; No shares issued & outstanding	$-	$-
Common stock, Class A, no par value; 100,000,000 shares authorized; 416,667 shares issued and outstanding	1	1
Common stock, Class B, no par value; convertible; 10,000,000 shares authorized; 7,916,667 shares issued and outstanding	9	9
Additional paid in capital	20,819	20,819
Deferred compensation expense	(4,504)	(5,704)
Retained earnings (deficit)	66,929	49,643

Total Stockholders' Equity	83,254	64,768

Total Liabilities and Stockholders' Equity	$253,012	$359,515

The accompanying notes are an integral part of the financial statements.

maniaTV INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Sales (net of returns)	$145,982	$186,388	$315,678	$258,533
Cost of sales	76,827	64,449	112,209	97,108

Gross profit	69,155	121,939	203,469	161,425

Operating expenses:
Depreciation and amortization	4,020	500	8,040	1,000
Stock option expense	600	600	1,200	1,200
General and administrative	5,248	1,834	7,612	2,929
Payroll expenses	68,368	54,188	151,351	54,188
Professional fees	2,804	-	10,981	3,475
Travel expense	1,724	3,265	3,999	5,981
	82,764	60,387	183,183	68,773

Income (loss) from operations	(13,609)	61,552	20,286	92,652

Other income (expense):
Interest expense	(1,500)	(1,492)	(3,000)	(2,992)
	(1,500)	(1,492)	(3,000)	(2,992)

Income (loss) before provision for income taxes	(15,109)	60,060	17,286	89,660

Provision for income tax	-	-	-	-

Net income (loss)	$(15,109)	$60,060	$17,286	$89,660

Net income (loss) per share
(Basic and fully diluted)	$(0.04)	$0.01	$0.04	$0.02

Weighted average number of common shares outstanding	416,667	5,672,454	416,667	5,672,454

The accompanying notes are an integral part of the financial statements.

maniaTV INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2013	2012

Cash Flows From Operating Activities:
Net income (loss)	$17,286	$89,660

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	8,040	1,000
Compensatory equity issuances	1,200	1,200
Accounts receivable	81,530	(133,721)
Accounts payable	(58,748)	11,738
Payroll tax liability	(56,741)	16,439
Accrued interest payable	3,000	2,992
Accrued compensation	(12,500)	-
Taxes payable	-	(1,044)
Net cash provided by (used for) operating activities	(16,933)	(11,736)

Cash Flows From Investing Activities:
	-	-
Net cash provided by (used for) investing activities	-	-

Cash Flows From Financing Activities:
	-	-
Net cash provided by (used for) financing activities	-	-

Net Increase (Decrease) In Cash	(16,933)	(11,736)

Cash At The Beginning Of The Period	94,730	102,896

Cash At The End Of The Period	$77,797	$91,160

Schedule Of Non-Cash Investing And Financing Activities
None

Supplemental Disclosure
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the financial statements.

maniaTV INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1.  ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

maniaTV Inc. (the “Company”), was incorporated in the state of Colorado in April 2009. The Company provides a library of shows for online and application based viewing by consumers. The Company delivers its library of entertainment programming directly to consumers via the internet.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

NOTE 2. UNAUDITED FINANCIAL INFORMATION

The unaudited financial information included for the three and six month interim periods ended June 30, 2013 was taken from the books and records without audit. However, such information reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to reflect properly the results of the interim periods presented. The results of operations for the three and six month interim periods ended June 30, 2013 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2013.

NOTE 3. NOTE PAYABLE

At June 30, 2013 and December 31, 2012 the Company owed a creditor $100,000 under a convertible note payable, unsecured, bearing interest at 6% per annum. The note principal and interest are to be repaid in common stock of the Company, and the due date is the earlier of (i) December 31, 2013 or (ii) the closing of a “qualified offering”, defined as any sale of shares of stock of the Company with aggregate gross proceeds (including conversion of any outstanding shares) in an amount not less than five hundred thousand dollars ($500,000). If the note is converted pursuant to a qualified offering having taken place, then the amount of interest accrued and converted shall be the greater of (i) the amount of interest accrued through the conversion date or (ii) 20% of the principal amount of the note, being $20,000.

According to the terms of the note, the conversion price of the note shall be (i) if the note is converted pursuant to a qualified offering having taken place, then the conversion price is the price per share of the qualified offering, or (ii) if the note is converted pursuant to the maturity date being reached, the note shall automatically be converted into such number of shares of common stock that would equal a pre-money valuation of the Company equal to fifteen million dollars ($15,000,000). The Company recorded no beneficial conversion expense on the conversion feature as the specific conversion price is currently not determinable. Accrued interest on the note at June 30, 2013 and December 31, 2012 was $14,326 and $11,326 respectively, and interest expense for June 30, 2013 and 2012 was $3,000 and $2,992 respectively.

maniaTV INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4.  STOCKHOLDERS' EQUITY

Common stock

The Company has 100,000,000 authorized shares of no par value Class A common stock (“Class A”) and 10,000,000 authorized shares of no par value convertible Class B common stock (“Class B”). Each Class B share is entitled to ten votes per share and is convertible into one Class A share anytime at the holder’s option, and automatically converts upon its issuance, sale, assignment, gift or transfer to a person or entity other than the person to whom such share was initially issued. Prior to August 31, 2012 there was no Class A or Class B common, only common stock. As pre-August 31, 2012 common and post-August 31, 2012 Class A common are essentially the same, no distinction has been made in these financial statements between them. All common share figures in these financial statements including stock options have been retroactively restated for a 5 for 1 forward stock split in April 2010 and a 1 for 12 reverse stock split in August 2012.

Preferred stock

The Company has 5,000,000 authorized shares of no par value preferred stock, to have such preferences as the Board of Directors may set from time to time, with no shares issued and outstanding.

Stock options

The Company accounts for employee and non-employee stock options under ASC 718, whereby option costs are recorded based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

At June 30, 2013 and December 31, 2012 the Company had stock options outstanding as described below.

Non-employee stock options

In November 2010 the Company adopted an incentive stock option plan and granted 363,333 options, allowing the holder to purchase one share of common stock per option, exercisable at $.12 per share with the option term expiring in November 2020. The fair value of the 363,333 options granted in 2010 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 2.64%, dividend yield of 0%, expected life of ten years, volatility of 33%. Of the 363,333 options granted, 138,333 options vested immediately and are exercisable anytime at the holder’s discretion, 212,500 options vested partially at 25% in April 2011 (53,125 options) with the remaining 159,375 options vesting over the subsequent 48 months, and 12,500 options vested partially at 20% in April 2011 (2,500 options) with the remaining 10,000 options vesting over the subsequent 60 months.

At the beginning of 2012 the Company had 363,333 non-employee stock options outstanding, with 221,854 options exercisable and 141,479 remaining to vest. Of the 141,479 deferred options, 41,844 options vested in year ended December 2012 leaving a remainder to vest of 99,635 options at December 31, 2012. During 2012 in connection with the vested options $1,800 was accreted to expense from deferred compensation, leaving a December 31, 2012 balance in deferred compensation of $6,304. During 2012 no options were exercised, expired or were canceled, leaving a June 30, 2013 and December 31, 2012 outstanding balance of 363,333 non-employee stock options.

maniaTV INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5.  FINANCIAL STATEMENTS

For a complete set of footnotes, reference is made to the Company’s Report on Form S-1 for the year ended December 31, 2012 as filed with the Securities and Exchange Commission and the audited financial statements included therein.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the Financial Statements (unaudited) and Notes to Financial Statements (unaudited) filed herein.

BUSINESS OVERVIEW

We were founded in 2009 by Drew Massey to build a leading pop-culture Internet, mobile and app-based video entertainment destination.  Mr. Massey has over 20 years of experience in the media and entertainment industries and has extensive experience working with leading advertising agencies and brands, producing online content, building a media business, and developing relationships with top talent agencies and celebrities.  We are currently in operations with the website www.maniaTV.com which has entertainment content and generates pageviews and advertising revenue.  We intend to leverage our founder’s experience in Internet television, brand advertising, and premium celebrity shows, to build a leading network of original pop-culture TV shows that will be available through our “maniaTV jukebox”.

RESULTS OF OPERATION FOR THE THREE MONTHS ENDED JUNE 30, 2013 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2012.

Revenues for the three months ended June 30, 2013 were $145,982 as compared to the revenues of $186,388 for the three months ended June 30, 2012.  The decline in sales in the second quarter of 2013 was due to the fact that we sold fewer ads due to lower inventory and a proactive effort by the Company to invest in technology and software updates with planned outages to upgrade the overall performance of the website.

Cost of sales for the three months ended June 30, 2013 were $76,827 as compared to cost of sales for the three months ended June 30, 2012 of $64,449.  The cost of sales went up in the second quarter of 2013 because marketing expenses increased on a cost per thousand basis.

Operating expenses for the three months ended June 30, 2013 were $82,764 as compared to operating expenses of $60,387 for the three months ended June 30, 2012.  The principal reason for the increase in expenses was the $14,180 increase in payroll expenses for the second quarter of 2013.

The net loss for the three months ended June 30, 2013 was $13,609 as compared to a net income of $61,552 for the three months ended June 30, 2012.  The primary reasons the Company went from a net income in the second quarter of 2012 to a net loss in the second quarter of 2013 were the decline of sales and the increase in the cost of sales in the second quarter of 2013 which occurred for the reasons described above.

RESULTS OF OPERATION FOR THE SIX MONTHS ENDED JUNE 30, 2013 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2012.

Revenues for the six months ended June 30, 2013 were $315,678 as compared to the revenues of $258,533 for the six months ended June 30, 2012.  The reason for the increase in sales in the six months ended June 30, 2013 was due to an increase in video inventory and sales in the first quarter of 2013 over the same period in 2012.

Cost of sales for the six months ended June 30, 2013 were $112,209 as compared to sales for the six months ended June 30, 2012 of $97,108.  The cost of sales went up in the six months ended in June 30, 2013 because the sales increased.  The cost of sales as a percentage of sales was nearly the same in both six month periods.

Operating expenses for the six months ended June 30, 2013 were $183,183 as compared to operating expenses of $68,773 for the six months ended June 30, 2012.  The principal reason for the increase in expenses was the $97,163 increase in payroll expenses for the six months ended June 30, 2013.  These payroll expenses related to salary and bonus payments made to Mr. Massey, our President and CEO.  As we disclosed in our IPO Prospectus, we are paying Mr. Massey a significant part of our free cash flow until such time as we close our initial public offering.

The net income for the six months ended June 30, 2013 was $17,286 as compared to a net income of $89,660 for the six months ended June 30, 2012.  The primary reason for the decline in our net income was the $97,163 increase in payroll expenses in the six months ended June 30, 2013.  This was offset in part by the $42,044 increase in gross profit during the most recent six month period.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2013, we had working capital of $22,928 compared to negative working capital of ($3,598) as of December 31, 2012.

Net cash used for operating activities during the six months ended June 30, 2013 was $16,933 as compared to net cash used for operating activities in the six months ended June 30, 2012 of $11,736.  Net cash used for operating activities increased by $5,197 primarily due to decreases in accounts payable and payroll tax liability which were offset in part by a decrease in accounts receivable.

CONTRACTUAL OBLIGATIONS

None.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements (as that term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future material effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Principal Financial Officer has evaluated the effectiveness of the design and operations of our disclosure controls and procedures as of the end of the period covered by this quarterly report, and have concluded that our disclosure controls and procedures are adequate.

(b)  Changes in Internal Control over Financial Reporting.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings.

None.

Item 1A.  Risk Factors.

Not applicable.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

None.

Item 6.    Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

31.1	Certification of CEO/CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) - Filed herewith electronically

32.1	Certification of CEO/CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Filed herewith electronically

101.1	Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

maniaTV INC.

Date: August 10, 2013	By:	/s/ Drew Massey
Drew Massey, President, CEO, Acting CFO and Secretary (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)