Form 10-Q
period 2013-09-30
maniaTV Inc.
filed 2013-11-01
CIK 1559954

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _________

Commission File No. 333-185270

maniaTV Inc.

(Name of registrant in its charter)

Colorado	26-4627178
(State or other jurisdiction of incorporation or formation)	(I.R.S. employer identification number)

8335 Sunset Boulevard

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes   ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Class A Common Stock, No Par Value	1,127,779 outstanding as of October 10, 2013
Class B Common Stock, No Par Value	7,205,555 outstanding as of October 10, 2013

maniaTV INC.

FORM 10-Q

TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

maniaTV INC.

BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2013	2012

ASSETS

Current assets
Cash	$ 120,394	$ 94,730
Accounts receivable	251,459	196,419
Total current assets	371,853	291,149

Fixed assets	80,392	80,392
Less accumulated depreciation	(24,086)	(12,026)
	56,306	68,366

Total Assets	$ 428,159	$ 359,515

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$ 102,995	$ 89,424
Payroll tax liabilities	5,323	62,952
Notes payable	100,000	100,000
Accrued interest payable	15,826	11,326
Income tax payable	45,932	18,545
Accrued compensation	-	12,500
Total current liabilities	270,076	294,747

Total Liabilities	$ 270,076	$ 294,747

Stockholders' Equity
Preferred stock, no par value;
5,000,000 shares authorized;
No shares issued & outstanding	-	-
Common stock, Class A, no par value;
100,000,000 shares authorized;
1,127,779 shares issued and outstanding	1	1
Common stock, Class B, no par value;
convertible; 10,000,000 shares authorized;
7,205,555 shares issued and outstanding	9	9
Additional paid in capital	20,819	20,819
Deferred compensation expense	(3,904)	(5,704)
Retained earnings (deficit)	141,158	49,643

Total Stockholders' Equity	158,083	64,768

Total Liabilities and Stockholders' Equity	$ 428,159	$ 359,515

The accompanying notes are an integral part of the financial statements.

maniaTV INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	(Unaudited)	(Unaudited)
	Three Months	Three Months
	Ended	Ended
	September 30, 2013	September 30, 2012

Sales (net of returns)	$ 277,825	$ 227,264
Cost of sales	102,977	88,984

Gross profit	174,848	138,280

Operating expenses:
Depreciation and Amortization	4,020	1,673
Stock option expense	600	600
General and administrative	3,274	48,680
Payroll Expenses	58,334	45,812
Professional Fees	2,715	10,465
Travel Expense	2,789	1,870
	71,732	109,100

Income (loss) from operations	103,116	29,180

Other income (expense):
Interest expense	(1,500)	(1,529)
	(1,500)	(1,529)

Income (loss) before
provision for income taxes	101,616	27,651

Provision for income tax	-	13,129

Net income (loss)	$ 101,616	$ 14,522

Net income (loss) per share
(Basic)	$ 0.09	$ 0.00
(Fully Diluted)	$ 0.01	$ 0.00

Weighted average number of
common shares outstanding
(Basic)	1,127,779	5,852,470
(Fully Diluted)	8,333,334	8,333,334

The accompanying notes are an integral part of the financial statements.

maniaTV INC.

STATEMENTS OF OPERATIONS

(Unaudited - Continued)

	(Unaudited)	(Unaudited)
	Nine Months	Nine Months
	Ended	Ended
	September 30, 2013	September 30, 2012

Sales (net of returns)	$ 593,503	$ 485,797
Cost of sales	215,186	186,092

Gross profit	378,317	299,705

Operating expenses:
Depreciation and Amortization	12,060	2,673
Stock option expense	1,800	1,800
General and administrative	10,886	28,393
Payroll Expenses	209,685	100,000
Professional Fees	13,696	13,940
Travel Expense	6,788	7,851
	254,915	154,657

Income (loss) from operations	123,402	145,048

Other income (expense):
Interest expense	(4,500)	(4,521)
	(4,500)	(4,521)

Income (loss) before
provision for income taxes	118,902	140,527

Provision for income tax	-	36,345

Net income (loss)	$ 118,902	$ 104,182

Net income (loss) per share
(Basic)	$ 0.11	$ 0.01
(Fully Diluted)	$ 0.01	$ 0.01

Weighted average number of
common shares outstanding
(Basic)	1,127,779	7,477,058
(Fully Diluted)	8,333,334	8,333,334

The accompanying notes are an integral part of the financial statements.

maniaTV INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	(Unaudited)	(Unaudited)
	Nine Months	Nine Months Ended
	September 30, 2013	September 30, 2012

Cash Flows From Operating Activities:
Net income (loss)	$ 118,902	$ 104,182

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Depreciation and Amortization	12,060	2,673
Compensatory equity issuances	1,800	1,800
Accounts receivable	(55,040)	(146,224)
Accounts payable	13,571	68,654
Payroll tax liability	(57,629)	-
Accrued interest payable	4,500	4,521
Accrued compensation	(12,500)	-
Taxes payable	-	35,301
Net cash provided by (used for)
operating activities	25,664	70,907

Cash Flows From Investing Activities:
	-	-
Net cash provided by (used for)
investing activities	-	-

Cash Flows From Financing Activities:
	-	-
Net cash provided by (used for)
financing activities	-	-

Net Increase (Decrease) In Cash	25,664	515

Cash At The Beginning Of The Period	94,730	102,896

Cash At The End Of The Period	$ 120,394	$ 103,411

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

The accompanying notes are an integral part of the financial statements.

maniaTV INC.

Notes To Unaudited Financial Statements

For The Nine Month Interim Period Ended September 30, 2013

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

NOTE 2. UNAUDITED FINANCIAL INFORMATION

The unaudited financial information included for the three and nine month interim periods ended September 30, 2013 was taken from the books and records without audit. However, such information reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to reflect properly the results of the interim periods presented. The results of operations for the three and nine month interim periods ended September 30, 2013 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2013.

NOTE 3. NOTE PAYABLE

At September 30, 2013 and December 31, 2012 the Company owed a creditor $100,000 under a convertible note payable, unsecured, bearing interest at 6% per annum. The note principal and interest are to be repaid in common stock of the Company, and the due date is the earlier of (i) December 31, 2013 or (ii) the closing of a “qualified offering”, defined as any sale of shares of stock of the Company with aggregate gross proceeds (including conversion of any outstanding shares) in an amount not less than five hundred thousand dollars ($500,000). If the note is converted pursuant to a qualified offering having taken place, then the amount of interest accrued and converted shall be the greater of (i) the amount of interest accrued through the conversion date or (ii) 20% of the principal amount of the note, being $20,000.

According to the terms of the note, the conversion price of the note shall be (i) if the note is converted pursuant to a qualified offering having taken place, then the conversion price is the price per share of the qualified offering, or (ii) if the note is converted pursuant to the maturity date being reached, the note shall automatically be converted into such number of shares of

maniaTV INC.

Notes To Unaudited Financial Statements

For The Nine Month Interim Period Ended September 30, 2013

common stock that would equal a pre-money valuation of the Company equal to fifteen million dollars ($15,000,000). The Company recorded no beneficial conversion expense on the conversion feature as the specific conversion price is currently not determinable. Accrued interest on the note at September 30, 2013 and December 31, 2012 was $15,826 and $11,326 respectively, and interest expense for September 30, 2013 and 2012 was $4,500 and $4,521 respectively.

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

At September 30, 2013 and December 31, 2012 the Company had stock options outstanding as described below.

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

maniaTV INC.

Notes To Unaudited Financial Statements

For The Nine Month Interim Period Ended September 30, 2013

options vested partially at 25% in April 2011 (53,125 options) with the remaining 159,375 options vesting over the subsequent 48 months, and 12,500 options vested partially at 20% in April 2011 (2,500 options) with the remaining 10,000 options vesting over the subsequent 60 months.

At the beginning of 2012 the Company had 363,333 non-employee stock options outstanding, with 221,854 options exercisable and 141,479 remaining to vest. Of the 141,479 deferred options, 41,844 options vested in year ended December 2012 leaving a remainder to vest of 99,635 options at December 31, 2012. During 2012 in connection with the vested options $1,800 was accreted to expense from deferred compensation, leaving a December 31, 2012 balance in deferred compensation of $6,304. During 2012 no options were exercised, expired or were canceled, leaving a September 30, 2013 and December 31, 2012 outstanding balance of 363,333 non-employee stock options.

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

RESULTS OF OPERATION FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2012.

Revenues for the three months ended September 30, 2013 were $277,825 as compared to the revenues of $227,264 for the three months ended September 30, 2012.  The increase in sales in the third quarter of 2013 was due to the fact that we updated our software and made other upgrades to our website during the first six months of 2013 which improved the performance of the website.

Cost of sales for the three months ended September 30, 2013 were $102,977 as compared to cost of sales for the three months ended September 30, 2012 of $88,984.  The cost of sales went up in the third quarter of 2013 because sales were up but the cost of shares as a percentage of sales dropped from 39.2% to 37.1%.

Operating expenses for the three months ended September 30, 2013 were $71,732 as compared to operating expenses of $109,100 for the three months ended September 30, 2012.  The principal reason for the decrease in expenses was the $45,406 drop in general and administrative expenses.

The net income for the three months ended September 30, 2013 was $80,907 as compared to a net income of $14,522 for the three months ended September 30, 2012.  The primary reasons for the increase in net income were the $50,561 increase in sales and the $37,368 decrease in operating expenses.

RESULTS OF OPERATION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2012.

Revenues for the nine months ended September 30, 2013 were $593,503 as compared to the revenues of $485,797 for the nine months ended September 30, 2012.  The reason for the increase in sales in the nine months ended September 30, 2013 was due to an increase in video inventory and sales in the third quarter of 2013 over the same period in 2012.

Cost of sales for the nine months ended September 30, 2013 were $215,186 as compared to cost of sales for the nine months ended September 30, 2012 of $186,092.  The cost of sales went up in the nine months ended in September 30, 2013 because the sales increased.  The cost of sales as a percentage of sales was approximately the same in both nine month periods.

Operating expenses for the nine months ended September 30, 2013 were $254,915 as compared to operating expenses of $154,657 for the nine months ended September 30, 2012.  The principal reason for the increase in expenses was the $109,685 increase in payroll expenses for the nine months ended September 30, 2013.  These payroll expenses related to salary and bonus payments made to Mr. Massey, our President and CEO.  As we disclosed in our IPO Prospectus, we are paying Mr. Massey a significant part of our free cash flow until such time as we close our initial public offering.

The net income for the nine months ended September 30, 2013 was $91,515 as compared to a net income of $104,182 for the nine months ended September 30, 2012.  The primary reason for the decline in our net income was the $109,685 increase in payroll expenses in the nine months ended September 30, 2013.  This was offset in part by the $78,612 increase in gross profit during the most recent nine month period.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2013, we had working capital of $101,777 compared to negative working capital of ($3,598) as of December 31, 2012.

Net cash provided by operating activities during the nine months ended September 30, 2013 was $25,664 as compared to net cash provided by operating activities in the nine months ended September 30, 2012 of $70,907.  Net cash provided by operating activities decreased by $45,243 primarily due to a decrease in accounts payable and a payment of a payroll tax liability which were offset in part by an increase in accounts receivable.

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

maniaTV INC.

Date: October 30, 2013	By:	/s/ Drew Massey
Drew Massey, President, CEO, Acting CFO and Secretary (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)